Form 10QSB
period 1996-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1996-05-14
CIK 862023

United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from...............to...............

                        Commission file number 0-18396

            ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P. (Exact name of registrant as specified in its Charter)

                   New Jersey                          76-0259724
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         Suite 200, Three Kingwood Place
                 Kingwood, Texas                          77339
    (Address of principal executive offices)           (Zip Code)

              Registrant's telephone number, including area code:
                                (713) 358-8401


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes x      No

                              PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
BALANCE SHEET
- ------------------------------------------------------------------------------

                                                               MARCH 31,
ASSETS                                                            1996
                                                           -------------------
                                                              (Unaudited)
CURRENT ASSETS:
  Cash                                                   $              9,537
  Accounts receivable - oil & gas sales                                 8,052
                                                         ---------------------

Total current assets                                                   17,589
                                                         ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                                1,341,371
  Less  accumulated depletion                                         945,086
                                                         ---------------------

Property, net                                                         396,285
                                                         ---------------------

TOTAL                                                    $            413,874
                                                         =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                      $                 67
   Payable to general partner                                           9,320
                                                         ---------------------

Total current liabilities                                               9,387

NONCURRENT PAYABLE TO GENERAL PARTNER                                  18,640
                                                         ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                   377,306
   General partner                                                      8,541
                                                         ---------------------

Total partners' capital                                               385,847
                                                         ---------------------

TOTAL                                                    $            413,874
                                                         =====================







See accompanying notes to financial statements.
- ------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- -------------------------------------------------------------------------------


(UNAUDITED)                               THREE MONTHS ENDED
                                     ------------------------------------------

                                          MARCH 31,              MARCH 31,
                                             1996                  1995
                                     -------------------    -------------------

REVENUES:
  Oil and gas sales                  $           31,405      $          26,711
                                     -------------------    -------------------

EXPENSES:
  Depletion and amortization                     16,426                 20,233
  Production taxes                                2,392                  4,059
  General and administrative                      4,417                  2,508
                                     -------------------    -------------------

Total expenses                                   23,235                 26,800
                                     -------------------    -------------------






NET INCOME (LOSS)                    $            8,170                    (89)
                                     ===================    ===================


See accompanying notes to financial statements.
- ---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       THREE MONTHS ENDED

                                                 MARCH 31,            MARCH 31,
                                                   1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   8,170           $    (89)

Adjustments to reconcile net income (loss) to net
 cash provided by operating
   activities:
  Depletion and amortization                       16,426             20,233
Decrease in:
  Accounts receivable - oil & gas sales               310                960
(Decrease) in:
   Accounts payable                                  (991)            (2,887)
   Payable to general partner                     (11,260)            (2,645)

Total adjustments                                   4,485              15,661

Net cash provided by operating activities          12,655              15,572

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                            (12,122)            (10,553)

NET INCREASE IN CASH                                  533               5,019

CASH AT BEGINNING OF YEAR                           9,004               8,149

CASH AT END OF PERIOD                          $    9,537           $  13,168



See accompanying notes to financial statements.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,908, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1996.

Item 2Management's Discussion and Analysis or Plan of Operation.


First Quarter 1996 Compared to First Quarter 1995

Oil and gas sales for the first quarter increased from $26,711 in 1995 to $31,405 in 1996. This represents an increase of $4,694 (18%). Oil sales decreased by $1,999 or 21%. A 23% decrease in oil production reduced sales by $2,162. This decrease was partially offset by a 2% increase in average net oil sales price. The decrease in oil production was primarily a result of natural production declines which were especially pronounced on the Wardner Ranch acquisition. The increase in the average net oil price was primarily the result of higher prices in the overall market for the sale of oil partially offset by relatively higher production of oil from properties with a lower average sales price. Gas sales increased by $6,693 or 38%. A 45% increase in average net gas sales price increased sales by $7,424. This increase was partially offset by a 4% decrease in gas production. The increase in average net gas sales price corresponds with higher prices in the overall market for the sale of gas. The decrease in gas production was primarily the result of natural production declines.

Depletion expense decreased from $18,689 in the first quarter of 1995 to $16,426 in the first quarter of 1996. This represents a decrease of $2,263 (12%). The changes in production, noted above, reduced depletion expense by $1,692. A 3% decrease in the depletion rate reduced depletion expense by an additional $571. The decrease in the depletion rate was primarily a result of upward revisions of the oil and gas reserves during December 1995.

General and administrative expenses increased from $2,508 in 1995 to $4,417 in 1996. This increase of $1,909 (76%) was primarily a result of a $1,635 increase in direct expenses incurred by the Company in 1996.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners.

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production after payment of its debt obligations. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

                          PART II.  OTHER INFORMATION

      Item 1. Legal proceedings.

             None

      Item 2. Changes in securities.

             None

      Item 3. Defaults upon senior securities.

             Not Applicable

      Item 4. Submission of matters to a vote of security holders.

             Not Applicable

      Item 5. Other information.

             Not Applicable

      Item 6. Exhibits and reports on Form 8-K.

             (a)  There are no exhibits to this report.

             (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 7, L.P.
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1996                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer