Form 10QSB
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1996-08-14
CIK 862023

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18396

             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P. (Exact name of small business issuer as specified in its charter)

                New Jersey                            76-0259724
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

                         Suite 200, Three Kingwood Place
                              Kingwood, Texas 77339
                    (Address of principal executive offices)

                           Issuer's telephone number:
                                 (713) 358-8401


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes x      No

Transitional Small Business Disclosure Format (Check one):

                                 Yes        No x

                              PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
BALANCE SHEET
- -----------------------------------------------------------------------------

                                                                                                                  JUNE 30,
ASSETS                                                                                                              1996
                                                                                                             -------------------

CURRENT ASSETS:
  Cash ..........................................   $   16,686
  Accounts receivable - oil & gas sales .........        9,948
                                                    ----------

Total current assets ............................       26,634
                                                    ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    1,341,371
  Less  accumulated depletion ...................      963,947
                                                    ----------

Property, net ...................................      377,424
                                                    ----------

TOTAL ...........................................   $  404,058
                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $       32
   Payable to general partner ...................       14,470
                                                    ----------

Total current liabilities .......................       14,502
                                                    ----------

PARTNERS' CAPITAL:
   Limited partners .............................      379,598
   General partner ..............................        9,958
                                                    ----------

Total partners' capital .........................      389,556
                                                    ----------

TOTAL ...........................................   $  404,058
                                                    ==========






See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
- ----------------------------------------------------------------------


(UNAUDITED)                      QUARTER ENDED          SIX MONTHS ENDED
                             --------------------   ------------------

                              JUNE 30,   JUNE 30,   JUNE 30,  JUNE 30,
                                1996       1995       1996      1995
                             ---------   --------   --------  --------

REVENUES:
  Oil and gas sales ........   $39,215   $27,483   $70,620   $54,194
                               -------   -------   -------   -------

EXPENSES:
  Depletion and amortization    18,861    17,490    35,287    37,723
  Production taxes .........     2,922     2,147     5,314     6,206
  General and administrative     3,483     3,105     7,900     5,613
                               -------   -------   -------   -------

Total expenses .............    25,266    22,742    48,501    49,542
                               -------   -------   -------   -------

NET INCOME .................   $13,949   $ 4,741   $22,119   $ 4,652
                               =======   =======   =======   =======





See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------

(UNAUDITED)
                                                   SIX MONTHS ENDED
                                               -----------------------

                                                  JUNE 30,    JUNE 30,
                                                    1996        1995
                                               -----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................   $ 22,119    $  4,652
                                                  --------    --------

Adjustments to reconcile  net income to net cash provided by operating activities:
  Depletion and amortization ..................     35,287      37,723
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......     (1,586)        505
(Decrease) in:
   Accounts payable ...........................     (1,026)     (2,887)
   Payable to general partner .................    (24,750)    (16,540)
                                                  --------    --------

Total adjustments .............................      7,925      18,801
                                                  --------    --------

Net cash provided by operating activities .....     30,044      23,453
                                                  --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions ........................    (22,362)    (21,458)
                                                  --------    --------

NET INCREASE IN CASH ..........................      7,682       1,995

CASH AT BEGINNING OF YEAR .....................      9,004       8,149
                                                  --------    --------

CASH AT END OF PERIOD .........................   $ 16,686    $ 10,144
                                                  ========    ========




See accompanying notes to financial statements.
- --------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $7,574, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on April 30, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1996

Oil and gas sales for the second quarter increased to $39,215 in 1996 from $27,483 in 1995. This represents an increase of $11,732 (43%). Oil sales increased by $251 or 3%. A 12% increase in the average net oil sales price increased sales by $945. This increase was partially offset by an 8% decrease in oil production. Gas sales increased by $11,481 or 38%. A 15% increase in gas production increased sales by $2,809. A 40% increase in average net gas prices increased sales by an additional $8,672. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was due to higher production from the Wardner Ranch acquisition which was shut-in for a rework during the second quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense increased to $18,861 in the second quarter of 1996 from $17,490 in the second quarter of 1995. This represents an increase of $1,371 (8%). The changes in production, noted above, increased depletion expense by $1,590. This increase was partially offset by a 1% decrease in the depletion rate. The decrease in the depletion rate was primarily the result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $3,483 in 1996 from $3,105 in 1995. This increase of $378 (12%) is primarily due to more staff time being required to manage the Company's operations.

First Six Months in 1995 Compared to First Six Months in 1996

Oil and gas sales for the first six months increased to $70,620 in 1996 from $54,194 in 1995. This represents an increase of $16,426 (30%). Oil sales decreased by $1,748 or 10%. A 16% decrease in oil production reduced sales by $2,846. This decrease was partially offset by a 7% increase in the average net oil sales price. Gas sales increased by $18,174 or 50%. A 5% increase in gas production increased sales by $1,860. A 43% increase in average net gas prices increased sales by an additional $16,314. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was due to higher production from the Wardner Ranch acquisition which was shut-in for a rework in the second quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense decreased to $35,287 in the first six months of 1996 from $36,179 in the first six months of 1995. This represents a decrease of $892 (2%). The changes in production, noted above, reduced depletion expense by $70. A 2% decrease in the depletion rate reduced depletion expense by an additional $822. The decrease in the depletion rate was a result of an upward revision of the oil and gas reserves during December 1995.

General and administrative expenses increased to $7,900 in 1996 from $5,613 in 1995. This increase of $2,287 (41%) is primarily due to more staff time being required to manage the Company's operations.

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

The Company will continue to recover its reserves and distribute to the limited partners the net proceeds realized from the sale of oil and gas production. Distribution amounts are subject to change if net revenues are greater or less than expected. Nonetheless, the general partner believes the Company will continue to have sufficient cash flow to fund operations and to maintain a regular pattern of distributions.

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ENEX 88-89 INCOME AND RETIREMENT
                                               FUND - SERIES 7, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer




August 13, 1996                             By: /s/ James A. Klein
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer