Form 10QSB/A
period 1996-06-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1996-11-07
CIK 862023

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB/A



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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                       JUNE 30,
ASSETS                                                   1996
                                                  -------------------

CURRENT ASSETS:
  Cash ..........................................   $   16,686
  Accounts receivable - oil & gas sales .........        9,948
                                                    ----------

Total current assets ............................       26,634
                                                    ----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests ............................    1,341,371
  Less  accumulated depletion ...................      963,947
                                                    ----------

Property, net ...................................      377,424
                                                    ----------

TOTAL ...........................................   $  404,058
                                                    ==========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable .............................   $       32
   Payable to general partner ...................       14,470
                                                    ----------

Total current liabilities .......................       14,502
                                                    ----------

PARTNERS' CAPITAL:
   Limited partners .............................      379,598
   General partner ..............................        9,958
                                                    ----------

Total partners' capital .........................      389,556
                                                    ----------

TOTAL ...........................................   $  404,058
                                                    ==========


Number of $500 Limited Partner units outstanding         3,089



See accompanying notes to financial statements.
--------------------------------------------------------------------------

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


Depletion expense increased to $18,861 in the second quarter of 1996 from $17,490 in the second quarter of 1995. This represents an increase of $1,371 (8%). The changes in production, noted above, increased depletion expense by $1,590. This increase was partially offset by a 1% decrease in the depletion rate. The decrease in the depletion rate was primarily the result of an upward revision of the oil reserves during December 1995, partially offset by a downward revision of the gas reserves during December 1995.


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


Depletion expense decreased to $35,287 in the first six months of 1996 from $36,179 in the first six months of 1995. This represents a decrease of $892 (2%). The changes in production, noted above, reduced depletion expense by $70. A 2% decrease in the depletion rate reduced depletion expense by an additional $822. The decrease in the depletion rate was a result of an upward revision of the oil reserves during December 1995, partially offset by a downward revision of the gas reserves during December 1995.


General and administrative expenses increased to $7,900 in 1996 from $5,613 in 1995. This increase of $2,287 (41%) is primarily due to more staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating activities.


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


                                          ENEX 88-89 INCOME AND RETIREMENT
                                               FUND - SERIES 7, L.P.
                                                    (Registrant)



                                            By:ENEX RESOURCES CORPORATION
                                                   General Partner



                                            By: /s/ R. E. Densford
                                                    R. E. Densford
                                              Vice President, Secretary
                                            Treasurer and Chief Financial
                                                       Officer





Novemer 7, 1996                             By: /s/ James A. Klein
                                                     James A. Klein
                                                 Controller and Chief
                                                  Accounting Officer