Form 10KSB/A
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1996-11-12
CIK 862023

--------------------------------------------------------------------


--------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB/A
                                  AMENDMENT II


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

                      Documents Incorporated By Reference:

                                      None

-------------------------------------------------------------------------------


-------------------------------------------------------------------------------

     Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from Publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or less from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income from oil and gas activities, which constitutes qualifying income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.


Item 2.           Description of Property

         Presented below is a summary of the Company's property acquisitions.

     BAYWOOD II acquisition. Effective May 1, 1990, overriding royalty interests in 4 wells located in E. Baton Rouge & St. Helena Parishes, Louisiana were purchased from Charles R. Higgerson et al., for $136,529. The Baywood II is operated by Coalinga Oil Company. The Company owns royalty interests ranging from .63% to .85% in the Baywood II acquisition at December 31, 1995.

     STRALEY acquisition. This acquisition consists of an overriding royalty interest in the Straley 1-29 well located in Grand Traverse County, Michigan. This interest was acquired from West Bay Properties effective June 1, 1990 for $163,620. The Straley acquisition is operated by Schumde Oil Corp. The Company retains a 3.28% overriding royalty interest in the well at December 31, 1995.

     WARDNER RANCH acquisition. Royalty interests in 170 wells in Nueces County, Texas were purchased for $1,030,200 from Harkins & Co. et al., effective September 1, 1990. The Wardner Ranch acquisition is operated by Union Pacific Resources Company. The Company owns royalty interests ranging from .39% to 6.27% in the Wardner Ranch acquisition at December 31, 1995.

     Purchase price as used above is defined as the actual contract price plus finders' fees, if applicable. Miscellaneous acquisition expenses, subsequent capital additions, etc. are not included.


Oil and Gas Reserves

     For quantitative information regarding the Company's oil and gas reserves, please see Supplementary Oil and Gas Information and related tables which follow the Notes to Financial Statements in Item 7 of this report. The Company has not filed any current oil and gas reserve estimates or included any such estimates in reports to any federal or foreign governmental authority or agency, including the Securities and Exchange Commission.

     Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H. J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1995.

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