Form 10QSB
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1996-11-14
CIK 862023

United States
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-QSB


            [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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
BALANCE SHEET
----------------------------------------------------------------------------

                                                           September 30,
ASSETS                                                          1996
                                                         -------------------

CURRENT ASSETS:
  Cash                                                 $             24,862
  Accounts receivable - oil & gas sales                               8,218
                                                       ---------------------

Total current assets                                                 33,080
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,341,371
  Less  accumulated depletion                                       983,220
                                                       ---------------------

Property, net                                                       358,151
                                                       ---------------------

TOTAL                                                  $            391,231
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:

   Payable to general partner                          $              2,662
                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 376,780
   General partner                                                   11,789
                                                       ---------------------

Total partners' capital                                             388,569
                                                       ---------------------

TOTAL                                                  $            391,231
                                                       =====================

Number of $500 Limited Partner units outstanding                      3,089


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------------------


(UNAUDITED)                          QUARTER ENDED                         NINE MONTHS ENDED
                               -------------------------------------    ----------------------------------------

                                September 30,        September 30,        September 30,         September 30,
                                    1996                  1995                 1996                  1995
                               ----------------    -----------------    -----------------    -------------------

REVENUES:
  Oil and gas sales             $       37,806     $         23,909     $        108,426     $           78,103
                               ----------------    -----------------    -----------------    -------------------

EXPENSES:
  Depletion and amortization            19,273               17,653               54,560                 55,376
  Production taxes                       2,646                1,801                7,960                  8,007
  General and administrative             3,321                3,014               11,221                  8,627
                               ----------------    -----------------    -----------------    -------------------

Total expenses                          25,240               22,468               73,741                 72,010
                               ----------------    -----------------    -----------------    -------------------

NET INCOME                      $       12,566     $          1,441     $         34,685     $            6,093
                               ================    =================    =================    ===================


See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------

(UNAUDITED)
                                                            NINE MONTHS ENDED
                                                      --------------------------------------------

                                                         September 30,            September 30,
                                                              1996                    1995
                                                      -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $           34,685          $         6,093
                                                      -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion and amortization                                      54,560                   55,376
Decrease in:
  Accounts receivable - oil & gas sales                              144                    1,797
(Decrease) in:
   Accounts payable                                               (1,058)                  (2,887)
   Payable to general partner                                    (36,558)                 (20,595)
                                                      -------------------      -------------------

Total adjustments                                                 17,088                   33,691
                                                      -------------------      -------------------

Net cash provided by operating activities                         51,773                   39,784
                                                      -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                           (35,915)                 (32,226)
                                                      -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                   15,858                    7,558

CASH AT BEGINNING OF YEAR                                          9,004                    8,149
                                                      -------------------      -------------------

CASH AT END OF PERIOD                                 $           24,862          $        15,707
                                                      ===================      ===================




See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $10,965, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on July 31, 1996.

3. On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1996

Oil and gas sales for the third quarter increased to $37,806 in 1996 from $23,909 in 1995. This represents an increase of $13,897 (58%). Oil sales increased by $2,269 or 80%. A 37% increase in the average net oil sales price increased sales by $2,557. This increase was partially offset by a 4% decrease in oil production. Gas sales increased by $11,628 or 70%. A 5% increase in gas production increased sales by $788. A 63% increase in average net gas prices increased sales by an additional $10,840. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was primarily the result of higher production from the Wardner Ranch acquisition which was shut-in for a rework during the third quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense increased to $19,273 in the third quarter of 1996 from $17,653 in the third quarter of 1995. This represents an increase of $1,620 (9%). A 12% increase in the depletion rate increased depletion expense by $2,086. This increase was partially offset by the changes in production, noted above. The increase in the depletion rate was primarily the result of a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995.

General and administrative expenses increased to $3,321 in 1996 from $3,014 in 1995. This increase of $307 (10%) is primarily due to more staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine  Months in 1996
----------------------------------------------------------------

Oil and gas sales for the first nine months increased to $108,426 in 1996 from $78,103 in 1995. This represents an increase of $30,323 (39%). Oil sales increased by $521 or 2%. A 16% increase in the net average oil sales price increased sales by $3,592. This increase was partially offset by a 12% decrease in oil production. Gas sales increased by $29,802 or 56%. A 5% increase in gas production increased sales by $2,632. A 49% increase in average net gas prices increased sales by an additional $27,170. The decrease in oil production was primarily the result of natural production declines. The increase in gas production was due to higher production from the Wardner Ranch acquisition which was shut-in for a rework in the second quarter of 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

Depletion expense increased to $54,560 in the first nine months of 1996 from $53,832 in the first nine months of 1995. This represents an increase of $728 (1%). The changes in production, noted above, increased depletion expense by $405. A 1% increase in the depletion rate increased depletion expense by an additional $323. The increase in the depletion rate was a result of a downward revision of the gas reserves during December 1995, partially offset by an upward revision of the oil reserves during December 1995.

General and administrative expenses increased to $11,221 in 1996 from $8,627 in 1995. This increase of $2,594 (30%) is primarily due to more staff time being required to manage the Company's operations.

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

On August 9, 1996, the Company's General Partner submitted preliminary proxy material to the Securities Exchange Commission with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. On November 13, 1996, the Company submitted amended preliminary proxy material to the SEC with respect to this consolidation. The terms and conditions of the proposed consolidation are set forth in such preliminary proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996

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


                                           ENEX 88-89 INCOME AND RETIREMENT
                                                FUND - SERIES 7, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




November 13, 1996                            By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer