Form 10QSB/A
period 1996-09-30
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1997-01-08
CIK 862023

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
                               ================    =================    =================    ===================


See accompanying notes to financial statements.
------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
------------------------------------------------------------------------------
                                                                                    PER $500
                                                                                    LIMITED
                                                                                    PARTNER
                                                 GENERAL           LIMITED          UNIT OUT-
                                  TOTAL          PARTNER          PARTNERS          STANDING
                               --------------   -------------    --------------     --------

BALANCE, JANUARY 1, 1994       $     541 312    $      3 596      $    537 716      $   175

CASH DISTRIBUTIONS                  (101,385)        (10,137)          (91,248)         (30)

NET INCOME (LOSS)                    (13,101)         10,447           (23,548)          (8)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1994           426,826           3,906           422,920          137

CASH DISTRIBUTIONS                   (41,020)         (4,103)          (36,917)         (12)

NET INCOME (LOSS)                      3,993           7,490            (3,497)          (1)
                               --------------   -------------    --------------     --------

BALANCE, DECEMBER 31, 1995     $     389,799    $      7,293       $   382,506      $   124

CASH DISTRIBUTIONS                   (35,915)         (4,429)          (31,486)         (10)

NET INCOME (LOSS)                     34,685           8,925            25,760            8
                               --------------   -------------    --------------     --------

BALANCE, SEPTEMBER 30, 1996    $     388,569    $     11,789       $   376,780 (1)  $   122
                               ==============   =============    ==============     ========

(1)  Includes 313 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
------------------------------------------------------------------------------
                                       I-3

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


     4. The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
          Disposed Of," which requires certain assets to be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. Prior to this pronouncement, the Company assessed properties on an aggregate basis. Upon adoption of SFAS 121, the Company began assessing properties on an individual basis, wherein total capitalized costs may not exceed the property's fair market value. The fair market value of each property was determined by H. J. Gruy and Associates, ("Gruy"). To determine the fair market value, Gruy estimated each property's oil and gas reserves, applied certain assumptions regarding price and cost escalations, applied a 10% discount factor for time and certain discount factors for risk, location, type of ownership interest, category of reserves, operational characteristics, and other factors.

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

CAPITAL RESOURCES AND LIQUIDITY



The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.


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


                                           ENEX 88-89 INCOME AND RETIREMENT
                                                FUND - SERIES 7, L.P.
                                                     (Registrant)



                                             By:ENEX RESOURCES CORPORATION
                                                    General Partner



                                             By: /s/ R. E. Densford
                                                     R. E. Densford
                                               Vice President, Secretary
                                             Treasurer and Chief Financial
                                                        Officer




December 23, 1996                             By: /s/ James A. Klein
                                                -------------------
                                                      James A. Klein
                                                  Controller and Chief
                                                   Accounting Officer