Form 10KSB/A
period 1995-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1997-02-03
CIK 862023

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



See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-----------------------------------------------------------------------


                                                  1995                  1994
                                          -------------------    -------------------

REVENUES:
  Oil and gas sales                       $          106,571       $        137,665
                                          -------------------    -------------------

EXPENSES:
  Depletion and amortization                          70,915                117,571
  Production taxes                                    18,813                 16,193
  General and administrative:
    Allocated from general partner                    12,818                 11,973
    Direct expense                                        32                  5,029
                                          -------------------    -------------------

Total expenses                                       102,578                150,766
                                          -------------------    -------------------

NET INCOME (LOSS)                         $            3,993       $        (13,101)
                                          ===================    ===================


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
-------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                   TOTAL               PARTNER              PARTNERS             STANDING
                               ---------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1994         $    541,312       $        3,596     $        537,716     $            175

CASH DISTRIBUTIONS                   (101,385)             (10,137)             (91,248)                 (30)

NET INCOME (LOSS)                     (13,101)              10,447              (23,548)                  (8)
                               ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1994            426,826                3,906              422,920                  137

CASH DISTRIBUTIONS                    (41,020)              (4,103)             (36,917)                 (12)

NET INCOME (LOSS)                       3,993                7,490               (3,497)                  (1)
                               ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995       $    389,799        $       7,293     $        382,506 (1) $            124
                               ===============    =================    =================    =================



(1)  Includes 292 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

                                                                   1995                    1994
                                                           -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $            3,993          $       (13,101)
                                                           -------------------      -------------------

Adjustments to reconcile net income (loss) to net cash
   provided by operating activities
  Depletion and amortization                                           70,915                  117,571
(Increase) decrease in:
  Accounts receivable - oil & gas sales                                  (760)                   3,186
Increase (decrease) in:
   Accounts payable                                                    (1,829)                   1,792
   Payable to general partner                                         (30,444)                 (14,841)
                                                           -------------------      -------------------

Total adjustments                                                      37,882                  107,708
                                                           -------------------      -------------------

Net cash provided by operating activities                              41,875                   94,607
                                                           -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                                (41,020)                (101,385)
                                                           -------------------      -------------------

NET INCREASE (DECREASE) IN CASH                                           855                   (6,778)

CASH AT BEGINNING OF YEAR                                               8,149                   14,927
                                                           -------------------      -------------------

CASH AT END OF YEAR                                        $            9,004           $        8,149
                                                           ===================      ===================



See accompanying notes to financial statements.
-----------------------------------------------------------------------

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

Set forth below is a reconciliation of net income (loss) as reflected in the accompanying financial statements and net income (loss) for federal income tax purposes as of December 31, 1995:


                                                                                   Allocable to                    Per $500
                                                                    -------------------------------------
                                                                                                                    Limited
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Net income (loss) as reflected in
     the accompanying financial
     statements                                $           3,993    $           7,490      $      (3,497)         $            (1)
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                         (6,312)                   -             (6,312)                      (2)
                                               ------------------   ------------------  -----------------    ---------------------

Net income (loss) for federal
   income tax purposes                         $          (2,319)   $           7,490      $      (9,809)          $           (3)
                                               ==================   ==================  =================    =====================


Net income  (loss) for federal tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1995:


                                                                                   Allocable to                    Per $500
                                                                    -------------------------------------
                                                                                                                    Limited
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Partners' capital as reflected
      in the accompanying financial
      statements                               $         389,799    $           7,293    $       382,506           $          124
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                          24,355                    -             24,355                        8
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 158,296                    -            158,296                       51
                                               ------------------   ------------------  -----------------    ---------------------

Partners' capital for federal
     income tax purposes                       $         572,450    $           7,293    $       565,157           $          183
                                               ==================   ==================  =================    =====================

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

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1995
----------------------------------------------------------------------------

Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1995. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.


                                                           Per $500                                  Per $500
                                                            Limited              Natural              Limited
                                         Oil             Partner Unit              Gas             Partner Unit
                                        (BBLS)            Outstanding             (MCF)             Outstanding
                                     --------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:
January 1, 1994                              1,843                     1              428,509                  125

    Revisions of previous estimates          4,221                     1               61,155                   18
    Production                              (2,794)                   (1)             (57,479)                 (17)
                                     --------------    ------------------   ------------------   ------------------

December 31, 1994                            3,270                     1              432,185                  126

    Revisions of previous estimates          3,139                     1              (17,803)                  (6)
    Production                              (2,638)                   (1)             (49,000)                 (14)
                                     --------------    ------------------   ------------------   ------------------

December 31, 1995                            3,771                     1              365,382                  106
                                     ==============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1994                              1,843                     1              428,509                  125
                                     ==============    ==================   ==================   ==================

December 31, 1994                            3,270                     1              432,185                  126
                                     ==============    ==================   ==================   ==================

December 31, 1995                            3,771                     1              365,382                  106
                                     ==============    ==================   ==================   ==================


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

              R. E. Densford


     /s/      James A. Klein            Controller and Chief Accounting Officer

             -----------------

              James A. Klein

                                   /s/ Robert D. Carl, III

                                   --------------------------

                                       Robert D. Carl, III       Director



                                   /s/ Martin J. Freedman

                                   --------------------------

                                       Martin J. Freedman        Director


                                   /s/ William C. Hooper, Jr.

                                   --------------------------

                                       William C. Hooper, Jr.    Director


                                   /s/ Tom Shorney

                                   --------------------------

                                       Tom Shorney               Director


                                   /s/ Stuart Strasner

                                   --------------------------

                                       Stuart Strasner           Director