Form 10KSB
period 1996-12-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1997-03-31
CIK 862023

---------------------------------------------------------------------------
---------------------------------------------------------------------------


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996


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

                                    Yes x No

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

       State issuer's revenues for its most recent fiscal year. $ 155,598

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange
Act):

                                 Not Applicable

                      Documents Incorporated By Reference:

                                      None

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
             ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.


Item No.                            Part I                            Page
--------                           --------                          ------



       1      Description of Business                                I-1

       2      Description of Property                                I-3

       3      Legal Proceedings                                      I-4

       4      Submission of Matters to a Vote
              of Security Holders                                    I-4


                   Part II
                  ---------


       5      Market for Common Equity and
              Related Security Holder Matters                       II-1

       6      Management's Discussion and Analysis
              or Plan of Operation                                  II-2

       7      Financial Statements and Supplementary
              Data                                                  II-3

       8      Changes In and Disagreements With Accountants
              on Accounting and Financial Disclosure                II-13


                  Part III
                 -----------


       9      Directors, Executive Officers, Promoters and
              Control Persons; Compliance with Section 16(a)
              of the Exchange Act                                   III-1

      10      Executive Compensation                                III-3

      11      Security Ownership of Certain
              Beneficial Owners and Management                      III-4

      12      Certain Relationships and Related
              Transactions                                          III-4

      13      Exhibits and Reports on Form 8-K                      III-4


              Signatures                                             S-1

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

     The Company has no employees. On March 1, 1997, Enex and its subsidiaries employed 23 persons.

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

             Union Pacific Resources accounted for 99% of the Company's total sales in 1996. Union Pacific Resources accounted for 97% of the Company's total sales in 1995. Although the Company marketed a significant portion of its sales to the above noted companies, such a concentration does not pose a significant risk by the general partner due to the commodity nature of the Company's products.

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

             Partnerships with interests that are "publicly traded" are taxed as corporations unless at least 90% of their income is "qualifying income." Passive income or loss from publicly traded partnerships that are not taxed as corporations generally cannot be applied against passive income or loss from other sources. As stated in Item 5 of this Annual Report, there is no established public trading market for the Company's limited partnership interests. In addition, the Company derives more than 90% of its income within the meaning of section 7704(d) of the Code. Therefore, the Company should not be affected by the publicly traded partnership rules.

Item 2.      Description of Property

             Presented   below  is  a   summary   of  the   Company's   property
acquisitions.

             BAYWOOD II acquisition. Effective May 1, 1990, overriding royalty interests in 4 wells located in E. Baton Rouge & St. Helena Parishes, Louisiana were purchased from Charles R. Higgerson et al., for $136,529. The Baywood II is operated by Coalinga Oil Company. The Company owns royalty interests ranging from .63% to .85% in the Baywood II acquisition at December 31, 1996.

             STRALEY acquisition. This acquisition consists of an overriding royalty interest in the Straley 1-29 well located in Grand Traverse County, Michigan. This interest was acquired from West Bay Properties effective June 1, 1990 for $163,620. The Straley acquisition is operated by Schumde Oil Corp. The Company retains a 3.28% overriding royalty interest in the well at December 31, 1996.

             WARDNER RANCH acquisition. Royalty interests in 170 wells in Nueces County, Texas were purchased for $1,030,200 from Harkins & Co. et al., effective September 1, 1990. The Wardner Ranch acquisition is operated by Union Pacific Resources Company. The Company owns royalty interests ranging from .39% to 6.27% in the Wardner Ranch acquisition at December 31, 1996.

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

             Proved oil and gas reserves reported herein are based on engineering reports prepared by the petroleum engineering consulting firm of H.
J. Gruy and Associates, Inc. The reserves included in this report are estimates only and should not be construed as exact quantities. Future conditions may affect recovery of estimated reserves and revenue, and all reserves may be subject to revision as more performance data become available. The proved reserves used in this report conform to the applicable definitions promulgated by the Securities and Exchange Commission. No major discovery or other favorable or adverse event that could potentially cause a significant change in the estimated proved reserves has occurred since December 31, 1996.

Net Oil and Gas Production

             The following table shows for the years ended December 31, 1996 and 1995, the approximate production attributable to the Company's oil and gas interests. The figures in the table represent "net production"; i.e., production owned by the Company and produced to its interest after deducting royalty and other similar interests. All production occurred in the United States.

                                                  1996                1995
                                                  ----                ----

Crude oil and condensate (Bbls)................    2,652               2,638
Natural gas (Mcf)..............................   52,911              49,000


                  The following table sets forth the Company's average sales price per barrel of oil, per Mcf of gas, and average production cost per unit produced for the years ended December 31, 1996 and 1995. The average prices are lower than the average market prices for oil and gas as they are computed using the net revenues received from the Company's ownership of net profit royalty interests.

                                                    1996             1995
                                                    ----             ----

Average sales price per barrel of oil......   $     13.62       $     12.18

Average sales price per Mcf of gas.........          2.26              1.52
Average production taxes per equivalent
  barrel of production.....................          1.46              1.74


Item 3.  Legal Proceedings

                  There are no material pending legal proceedings to which the Company is a party.


Item 4.  Submission of Matters to a Vote of Security Holders

                  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.      Market for Common Equity and Related Security Holder Matters

Market Information

             There is no established public trading market for the Company's outstanding limited partnership interests.



Number of Equity Security Holders

                                                Number of Record Holders
               Title of Class                     (as of March 1, 1997)
              -----------------                 --------------------------


          General Partner's Interests                       1

          Limited Partnership Interests                    242



Dividends

          The Company made cash distributions to partners of $18 and $12 per $500 investment in 1996 and 1995, respectively. The payment of future distributions will depend on the Company's earnings, financial condition, working capital requirements and other factors, although it is anticipated that regular quarterly distributions will continue through 1997.

Item 6.     Management's Discussion and Analysis or Plan of Operation

Results of Operations

            This discussion should be read in conjunction with the financial statements of the Company and the notes thereto included in this Form 10-KSB.

            Oil and gas sales increased to $155,598 in 1996 from $106,571 in 1995. This represents an increase of $49,027 or 46%. Oil sales increased by $3,985 or 12%. A 12% increase in the average oil net sales price increased sales by $3,814. A 1% increase in oil production caused revenues to increase by an additional $171. Gas sales increased by $45,042 or 61%. A 49% increase in the average gas net sales price increased sales by $39,097. An 8% increase in gas production increased sales by an additional $5,945. The increases in oil and gas production were due to higher production from the Wardner Ranch acquisition which was shut-in for a rework during 1995. The changes in average net sales prices correspond with changes in the overall market for the sale of oil and gas.

            Depletion expense decreased to $54,065 in 1996 from $69,371 in 1995. This represents a decrease of $15,306 or 22%. A 27% decrease in the depletion rate reduced depletion expense by $19,582. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was due to an upward revision of the oil and gas reserves during 1996.

            General and administrative expenses increased to $27,102 in 1996 from $12,850 in 1995. This increase of $14,252 was primarily due to a $12,827 increase in direct costs incurred by the Company in 1996, coupled with more staff time being required to manage the Company's operations. The increase in direct expenses was due to higher audit, tax preparation and legal fees incurred by the Company in 1996.


Capital Resources and Liquidity

            The Company's cash flow from operations is a direct result of the amount of the net proceeds realized from the sale of the oil and gas production after payment of debt obligations. Accordingly, the changes in cash flow from operations from 1995 to 1996 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available net cash flow provided by operating, financing and investing activities to the Company's partners. Distributions increased from 1995 to 1996 due to the higher revenues received by the Company in 1996, as noted above.

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

Item 7.      Financial Statements and Supplementary Data



INDEPENDENT AUDITORS' REPORT


The Partners
Enex 88-89 Income and Retirement Fund Series 7, L.P.:


We have audited the accompanying balance sheet of Enex 88-89 Income and Retirement Fund -Series 7, L.P. (a New Jersey limited partnership) as of December 31, 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the general partner of Enex 88-89 Income and Retirement Fund - Series 7, L.P. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Enex 88-89 Income and Retirement Fund - Series 7, L.P. at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE  LLP




Houston, Texas
March 18, 1997

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

BALANCE SHEET, DECEMBER 31, 1996
----------------------------------------------------------------------------

ASSETS
                                                                1996
                                                       ---------------------
CURRENT ASSETS:
  Cash                                                 $             12,255
  Accounts receivable - oil & gas sales                              16,056
  Other current assets                                                  184
                                                       ---------------------

Total current assets                                                 28,495
                                                       ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                              1,341,371
  Less  accumulated depletion                                       982,725
                                                       ---------------------

Property, net                                                       358,646
                                                       ---------------------

TOTAL                                                  $            387,141
                                                       =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                    $              5,883

                                                       ---------------------

PARTNERS' CAPITAL:
   Limited partners                                                 372,732
   General partner                                                    8,526
                                                       ---------------------

Total partners' capital                                             381,258
                                                       ---------------------

TOTAL                                                  $            387,141
                                                       =====================


Number of $500 Limited Partner units outstanding                      3,089


See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF OPERATIONS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                              1996            1995
                                          -----------    -------------

REVENUES:
  Oil and gas sales                       $  155,598       $  106,571
                                          -----------    -------------

EXPENSES:
  Depletion and amortization                  54,065           70,915
  Production taxes                            16,717           18,813
  General and administrative:
    Allocated from general partner            14,243           12,818
    Direct expense                            12,859               32
                                          -----------    -------------

Total expenses                                97,884          102,578
                                          -----------    -------------

NET INCOME                                $   57,714       $    3,993
                                          ===========    =============




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
----------------------------------------------------------------------------

                                                                                                 PER $500
                                                                                                 LIMITED
                                                                                                 PARTNER
                                                       GENERAL              LIMITED             UNIT OUT-
                                   TOTAL               PARTNER              PARTNERS             STANDING
                               ---------------    -----------------    -----------------    -----------------

BALANCE, JANUARY 1, 1995         $    426,826        $       3,906     $        422,920     $            137

CASH DISTRIBUTIONS                    (41,020)              (4,103)             (36,917)                 (12)

NET INCOME (LOSS)                       3,993                7,490               (3,497)                  (1)
                               ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1995            389,799                7,293              382,506                  124

CASH DISTRIBUTIONS                    (66,255)              (9,945)             (56,310)                 (18)

NET INCOME                             57,714               11,178               46,536                   15
                               ---------------    -----------------    -----------------    -----------------

BALANCE, DECEMBER 31, 1996       $    381,258        $       8,526     $        372,732 (1) $            121
                               ===============    =================    =================    =================



(1)  Includes 324 units purchased by the general partner as a limited partner.


See accompanying notes to financial statements.
-------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENTS OF CASH FLOWS
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                                             1996                    1995
                                                     -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $           57,714           $        3,993
                                                     -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities
  Depletion and amortization                                     54,065                   70,915
(Increase) in:
  Accounts receivable - oil & gas sales                          (7,694)                    (760)
  Other current assets                                             (184)                       -
Increase (decrease) in:
   Accounts payable                                               4,825                   (1,829)
   Payable to general partner                                   (39,220)                 (30,444)
                                                     -------------------      -------------------

Total adjustments                                                11,792                   37,882
                                                     -------------------      -------------------

Net cash provided by operating activities                        69,506                   41,875
                                                     -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                          (66,255)                 (41,020)
                                                     -------------------      -------------------

NET INCREASE IN CASH                                              3,251                      855

CASH AT BEGINNING OF YEAR                                         9,004                    8,149
                                                     -------------------      -------------------

CASH AT END OF YEAR                                  $           12,255           $        9,004
                                                     ===================      ===================



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

NOTES TO FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
FOR THE TWO YEARS ENDED DECEMBER 31, 1996

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

             Uses of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

3.           FEDERAL INCOME TAXES

             General - The Company is not a taxable entity for federal income tax purposes. Such taxes are liabilities of the individual partners and the amounts thereof will vary depending on the individual situation of each partner. Accordingly, there is no provision for income taxes in the accompanying financial statements.

Set forth below is a reconciliation of net income as reflected in the accompanying financial statements and net income for federal income tax purposes as of December 31, 1996:


                                                                                   Allocable to                    Per $500
                                                                    -------------------------------------
                                                                                                                    Limited
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Net income as reflected in
     the accompanying financial
     statements                                $          57,714    $          11,178       $     46,536             $         15
Reconciling item:
  Difference in depletion and
     amortization computed for
     federal income tax purposes
     and the amount computed for
     financial reporting purposes                        (23,160)                   -            (23,160)                      (7)
                                               ------------------   ------------------  -----------------    ---------------------

Net income for federal
   income tax purposes                         $          34,554    $          11,178      $      23,376             $          8
                                               ==================   ==================  =================    =====================


Net income  (loss) for federal tax  purposes is a summation  of ordinary  income
(loss), portfolio income (loss), cost depletion and intangible drilling costs as presented in the Company's federal income tax return.

Set forth below is a reconciliation between partners' capital as reflected in the accompanying financial statements and partners' capital for federal income tax purposes as of December 31, 1996:


                                                                                   Allocable to                    Per $500
                                                                    -------------------------------------
                                                                                                                    Limited
                                                                          General            Limited             Partner Unit
                                                      TOTAL               Partner           Partners              Outstanding
                                               ------------------   ------------------  -----------------    ---------------------
Partners' capital as reflected
      in the accompanying financial
      statements                               $         381,258    $           8,526     $      372,732             $        121
Reconciling items:
  Difference in accumulated
     depletion and amortization
     for financial reporting and
     federal income tax purposes                           1,195                    -              1,195                        -
  Commissions and syndication
     fees capitalized for federal
     income tax purposes                                 158,296                    -            158,296                       51
                                               ------------------   ------------------  -----------------    ---------------------

Partners' capital for federal
     income tax purposes                       $         540,749    $           8,526     $      532,223              $       172
                                               ==================   ==================  =================    =====================

4.           REPURCHASE OF LIMITED PARTNER INTERESTS

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

5.           SIGNIFICANT PURCHASERS

             Union Pacific Resources accounted for 99% of the Company's total sales in 1996. Union Pacific Resources accounted for 97% of the Company's total sales in 1995.

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE TWO YEARS ENDED DECEMBER 31, 1996
------------------------------------------------------------------------------
Proved Oil and Gas Reserve Quantities (Unaudited)

The following presents an estimate of the Company's proved oil and gas reserve quantities and changes therein for each of the two years in the period ended December 31, 1996. Oil reserves are stated in barrels ("BBLS") and natural gas in thousand cubic feet ("MCF"). The amounts per $500 limited partner unit do not include a potential 5% reduction after payout. All of the Company's reserves are located within the United States.

                                                                          Per $500                                  Per $500
                                                                           Limited              Natural              Limited
                                                        Oil             Partner Unit              Gas             Partner Unit
                                                       (BBLS)            Outstanding             (MCF)             Outstanding
                                                   ---------------    ------------------   ------------------   ------------------

PROVED DEVELOPED AND
    UNDEVELOPED RESERVES:

January 1, 1995                                             3,270                     1              432,185                  126

    Revisions of previous estimates                         3,139                     1              (17,803)                  (6)
    Production                                             (2,638)                   (1)             (49,000)                 (14)
                                                   ---------------    ------------------   ------------------   ------------------

December 31, 1995                                           3,771                     1              365,382                  106

    Revisions of previous estimates                         2,714                     1              115,809                   34
    Production                                             (2,652)                   (1)             (52,911)                 (15)
                                                   ---------------    ------------------   ------------------   ------------------

December 31, 1996                                           3,833                     1              428,280                  125
                                                   ===============    ==================   ==================   ==================


PROVED DEVELOPED RESERVES:

January 1, 1995                                             3,270                     1              432,185                  126
                                                   ===============    ==================   ==================   ==================

December 31, 1995                                           3,771                     1              365,382                  106
                                                   ===============    ==================   ==================   ==================

December 31, 1996                                           3,833                     1              428,280                  125
                                                   ===============    ==================   ==================   ==================

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


             Not Applicable

                                    PART III

---------------------------------------------------------------------------
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The Company's sole General Partner is Enex Resources Corporation, a Delaware corporation. The Company has no Directors or executive officers. The Directors and executive officers of Enex are:

              Gerald B. Eckley. Mr. Eckley, age 70, has served as a Director, President and Chief Executive Officer of the General Partner since its formation in 1979. He was employed by Shell Oil Company from 1951 to 1967 and served in managerial capacities from 1959 to 1967. From 1967 to 1969, he was Director of Fund Raising at the University of Oklahoma and from 1969 to 1971, was Vice President of Land and Operations for Imperial American Management Company. In 1971, Mr. Eckley was a petroleum consultant and in 1972-1973 was General Counsel and Executive Director of the Oil Investment Institute. From 1973 to 1974, he was Manager of Oil Properties, Inc. and from 1974 to 1976, was Vice President, Land and Joint Ventures for Petro-Lewis Corporation. From 1977 to August 1979, Mr. Eckley was President of Eckley Energy, Inc., a company engaged in purchasing and selling oil and gas properties. Mr. Eckley received an L.L.B. degree from the University of Oklahoma in 1951 and a Juris Doctor degree from the University of Oklahoma in 1970.

              William C. Hooper, Jr. Mr. Hooper, age 59, has been a Director of the General Partner since its formation in 1979 and is a member of the General Partner's Audit and Compensation and Options Committees. In 1960 he was a staff engineer in the Natural Gas Department of the Railroad Commission of Texas, with principal duties involving reservoir units and gas proration. In 1961 he was employed by the California Company as a Drilling Engineer and Supervisor. In 1963 he was employed as a Staff Engineer by California Research Corporation and in 1964 rejoined the California Company as a project manager having various duties involving drilling and reservoir evaluations. In 1966 he was Executive Vice President for Moran Bros. Inc., coordinating and managing all company activities, drilling operations, bidding and engineering. From 1970 until the present, he has been self-employed as a consulting petroleum engineer providing services to industry and government and engaged in business as an independent oil and gas operator and investor. From 1975 to 1987 he was also a Director and President of Verna Corporation, a drilling contractor and service organization. He received a B.S. degree in Petroleum Engineering in 1960 from the University of Texas and an M.S. degree in Petroleum Engineering from that same University in 1961.

              Stuart Strasner. Mr. Strasner, age 67, was a Director of the General Partner from its formation until October of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Audit Committee. He is a professor of business law at Oklahoma City University and was Dean of the law school at Oklahoma City University from July 1984 until June 1991. Prior to July 1984, Mr. Strasner was an attorney in private practice with McCollister, McCleary, Fazio and Holliday in Oklahoma City, Oklahoma. From 1959 to 1974, he was employed by various banks, bank holding companies and an insurance company in executive capacities. From 1974 to 1978, he was a consultant to various corporations such as insurance companies, bank holding companies and small business investment companies. From 1978 until late 1981, he was Executive Director of the Oklahoma Bar Association, and from 1981 to 1983 was a Director and President of PRST Enterprises, Inc., a real estate development company. Mr. Strasner holds an A.B. degree from Panhandle A&M College, Oklahoma, and a J.D. degree from the University of Oklahoma. He is a member of the Fellows of the American Bar Association and a member of the Oklahoma Bar Association. Mr. Strasner is also a director of Health Images, Inc., a public company which provides fixed site magnetic resonance imaging ("MRI") services.


                                      III-1

     Martin J. Freedman. Mr. Freedman, age 72, was one of the General Partner's founders and a member of its Board of Directors as well as a board member of Enex Securities Corporation until June of 1986. He was reappointed to the Board on April 19, 1990 to fill a vacancy. He is a member of the Compensation and Options Committee. He is currently President of Freedman Oil & Gas Company, engaged primarily in the management of its exploration and producing properties, and the managing partner Martin J. Freedman & Company which has an interest in approximately one hundred producing oil and/or gas wells. Mr. Freedman is a lifetime member of the Denver Petroleum Club as well as being a lifetime member of the Denver Association of Petroleum Landmen. He was an officer and Director and/or founder of several former private and public companies. Mr. Freedman entered the oil and gas business in 1954 when he joined Mr. Marvin Davis of the Davis Oil Company. In 1956, he became President of Central Oil Corporation, a company engaged in oil and gas exploration. From 1958 on, Mr. Freedman operated as Martin J. Freedman Oil Properties and was President of Oil Properties, Inc., a private corporation. Mr. Freedman attended Long Island University and New York University. He received a bachelor's degree in Psychology and also attended New York University's graduate school.

              James Thomas Shorney. Mr. Shorney, age 71, has been a Director of the General Partner since April of 1990 and is a member of the Compensation and Options Committee. He has been a petroleum consultant and Secretary/Treasurer of the Shorney Company, a privately held oil and gas exploration company, from 1970 to date. From 1970 to 1976, he also served as a petroleum consultant in Land and Lease Research Analysis Studies for the GHK Company. He was an oil and gas lease broker from 1962 to 1970 and employed by Shell Oil Company in the Land Department from 1954 to 1962. Before joining Shell Oil Company, he served as Public Information Officer in the U.S. Army Air Force from 1950 to 1953 including attending Georgetown University Graduate School in 1952. Mr. Shorney graduated from the University of Oklahoma with a B.A. degree in Journalism in 1950. From 1943 to 1945, he served in the U.S. Army Air Force as an air crew member on a B-24 Bomber. Mr. Shorney is a member of the Oklahoma City Association of Petroleum Landmen on which he has served as Director and Secretary/Treasurer. He is an active member of the American Association of Petroleum Landmen. In 1975, Mr. Shorney was first listed in the London Financial Times' Who's Who in World Oil and Gas.

     Robert D. Carl, III. Mr. Carl, age 43, was appointed a Director of the General Partner on July 30, 1991 and is a member of the Audit Committee. He is President, Chief Executive Officer and Chairman of the Board of Health Images, Inc., a public company whose securities are traded on NYSE, which provides fixed site magnetic resonance imaging ("MRI") services. From 1978 to 1981, Mr. Carl also served as President of Carl Investment Associates, Inc. a registered investment advisor. In 1981, Mr. Carl joined Cardio-Tech, Inc., as general counsel and as an officer and Director. Upon the sale and reorganization of Cardio-Tech, Inc. into Cardiopul Technologies in 1982, he served as its Executive Vice President and as a Director. In March, 1985 he was elected President, Chief Executive Officer and Chairman of Cardiopul Technologies which spun off its non-imaging medical services business and changed its name to Health Images, Inc. Mr. Carl received a B.A. in History from Franklin and Marshall College, Lancaster, Pennsylvania in 1975 and a J.D. from Emory University School of Law, Atlanta, Georgia in 1978. Mr. Carl is a trustee of Franklin & Marshall College and is a member of the State Bar of Georgia.

              On January 4, 1996, the SEC filed a complaint in the United States District Court for the District of Columbia against Mr. Carl alleging that Mr. Carl violated Section 16(a) of the Securities Exchange Act of 1934 ("Exchange Act"), and Rule 16a-2 and 16a-3 (and former Rule 16a-1) thereunder, by failing to timely file reports concerning thirty-eight securities transactions in his mother's brokerage accounts involving shares of Health Images, Inc. stock. The SEC took the position that because Mr. Carl (1) provided substantial

                                      III-2
financial support to his mother, (2) commingled his mother's assets with his own, (3) provided a substantial portion of the funds used to purchase the shares in question, and (4) received from his mother a substantial portion of the sales proceeds, he, therefore, had a pecuniary interest in, and was a beneficial owner of, the shares in question.

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

     Robert E. Densford. Mr. Densford, age 39, was appointed a Director of the General Partner on September 11, 1991. He joined the General Partner as Controller on May 1, 1985 and became Vice President- Finance, Secretary and Treasurer on March 1, 1989. From January 1983 to April 1985, he was Senior Accountant for Deloitte Haskins & Sells in Houston, Texas, auditing both closely held and publicly owned oil and gas companies. From September 1981 to December 1982, he was a staff accountant for Coopers & Lybrand in Houston. Mr. Densford is a C.P.A. and holds a B.B.A. degree in Accounting and an M.S. degree in Oil and Gas Accounting from Texas Tech University and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

     James A. Klein. Mr. Klein, age 33, joined the General Partner as Controller in February 1991. In June 1993, he was appointed President and Principal of Enex Securities Corporation. From June 1988 to February 1991, he was employed by Positron Corporation in Houston. From July 1987 to May 1988, he was employed by Transworld Oil Company in Houston and from September 1985 until July 1987, he was an accountant with Deloitte Haskins & Sells in Houston, Texas, auditing oil and gas and oil service companies. Mr. Klein is a Certified Public Accountant and holds a B.A. in Accounting (1985) from the University of Iowa. He is a member of the American Institute of Certified Public Accountants and the Iowa Society of Certified Public Accountants.

Item 10.      Executive Compensation

              The Company has no Directors or executive officers.

              The Company does not pay a proportional or fixed share of the compensation paid to the officers of the General Partner.

              The Company reimburses the General Partner for direct costs and administrative costs incurred on its behalf. Administrative costs allocated to the Company are computed on a cost basis in accordance with standard industry practices by allocating the time spent by the General Partner's personnel among all projects and by allocating rent and other overhead on the basis of the relative direct time charges. The Company

                                      III-3
incurred $14,243 and $12,818 of such administrative costs payable to the General Partner in 1996 and 1995, respectively.

Item 11.      Security Ownership of Certain Beneficial Owners and Management


                                            $500 Limited
                           Name of          Partner Units             Percent
 Title of Class       Beneficial Owner     Owned Directly            of Class
-----------------    -------------------   ----------------         ----------


 Limited Partner       Enex Resources               324              10.4888%


Item 12.      Certain Relationships and Related Transactions


              See the Statements of Operations included in the Financial Statements in Item 7 of this report for information concerning general and administrative costs incurred by Enex and allocated to the Company, and Note 1 to such Financial Statements for information concerning payments to Enex Securities Corporation, a wholly owned subsidiary of Enex and to Enex for certain offering and organization expenses incurred by the Company.


Item 13.     Exhibits and Reports on Form 8-K

                                                                      Sequential
                                                                        Page No.

                                                                  --------------


(a)      Exhibits

         (3)      a.   Certificate of Limited Partnership, as amended.
                       Incorporated by reference to Exhibit
                       3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

                  b. Amended Agreement of Limited Partnership. Incorporated by reference to Exhibit
                       3(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1
                       (No. 33-18776) of Enex 88-89 Income and Retirement Fund
                        filed with the Securities
                       and Exchange Commission on April 12, 1989.

             (4)  Not Applicable

            (10)  Not Applicable

            (11)  Not Applicable

            (12)  Not Applicable

            (13)  Not Applicable

            (18)  Not Applicable


                                      III-4

            (19)  Not Applicable

            (22)  Not Applicable

            (23)  Not Applicable

            (24)  Not Applicable

            (25)  Not Applicable

            (28)  Not Applicable

(b)      Reports on Form 8-K

                No reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                      III-5

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

                                      ENEX 88-89 INCOME AND RETIREMENT
                                      FUND - SERIES 7, L.P.

                                      By:    ENEX RESOURCES CORPORATION
                                               the General Partner




March 18, 1997                          By:     /s/   G. B. Eckley
                                              -------------------
                                                      G. B. Eckley, President


                  In accordance with the Exchange Act, this report has been signed below on March 18, 1997, by the following persons in the capacities indicated.


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