Form 10QSB
period 1997-03-31
ENEX 88 89 INCOME & RETIREMENT FUND SERIES 7 L P
filed 1997-05-15
CIK 862023

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from...............to...............

                         Commission file number 0-18327

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
BALANCE SHEET
-----------------------------------------------------------------------------

                                                              MARCH 31,
ASSETS                                                           1997
                                                          -------------------
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                  $             36,181
  Accounts receivable - oil & gas sales                                7,557
                                                        ---------------------

Total current assets                                                  43,738
                                                        ---------------------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests                                               1,341,371
  Less  accumulated depletion                                        995,995
                                                        ---------------------

Property, net                                                        345,376
                                                        ---------------------

TOTAL                                                   $            389,114
                                                        =====================

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                     $              1,130
   Payable to general partner                                         10,105
                                                        ---------------------

Total current liabilities                                             11,235

PARTNERS' CAPITAL:
   Limited partners                                                  370,794
   General partner                                                     7,085
                                                        ---------------------

Total partners' capital                                              377,879
                                                        ---------------------

TOTAL                                                   $            389,114
                                                        =====================


Number of $500 Limited Partner units outstanding                       3,089





See accompanying notes to financial statements.
-----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------

(UNAUDITED)                            THREE MONTHS ENDED
                                  ------------------------------------------
                                       MARCH 31,              MARCH 31,
                                          1996                  1996
                                  -------------------    -------------------
REVENUES:
  Oil and gas sales               $           48,714        $        31,405
                                  -------------------    -------------------

EXPENSES:
  Depletion                                   13,270                 16,426
  Production taxes                             3,552                  2,392
  General and administrative                   5,574                  4,417
                                  -------------------    -------------------

Total expenses                                22,396                 23,235
                                  -------------------    -------------------



NET INCOME                        $           26,318        $         8,170
                                  ===================    ===================




See accompanying notes to financial statements.
----------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEAR ENDED DECEMBER 31, 1996 AND
FOR THE THREE MONTHS ENDED MARCH 31, 1997
------------------------------------------------------------------------------

                                                                                                                   PER $500
                                                                                                                    LIMITED
                                                                                                                    PARTNER
                                                                          GENERAL              LIMITED             UNIT OUT-
                                                      TOTAL               PARTNER             PARTNERS             STANDING
                                               ------------------   ------------------   ------------------   ------------------
BALANCE, JANUARY 1, 1996                       $         389,799    $           7,293    $         382,506    $             124

CASH DISTRIBUTIONS                                       (66,255)              (9,945)             (56,310)                 (18)

NET INCOME                                                57,714               11,178               46,536                   15
                                               ------------------   ------------------   ------------------   ------------------

BALANCE, DECEMBER 31, 1996                               381,258                8,526              372,732                  121

CASH DISTRIBUTIONS                                       (29,697)              (5,399)             (24,298)                  (8)

NET INCOME                                                26,318                3,958               22,360                    7
                                               ------------------   ------------------   ------------------   ------------------

BALANCE, MARCH 31, 1997                        $         377,879    $           7,085    $         370,794 (1)$             120
                                               ==================   ==================   ==================   ==================


(1)  Includes 324 units purchased by the general partner as a limited partner.



See accompanying notes to financial statements.
---------------------------------------------------------------------------

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

(UNAUDITED)
                                                           THREE MONTHS ENDED
                                                     ------------------------------------------

                                                        MARCH 31,                MARCH 31,
                                                           1997                    1996
                                                   -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $           26,318             $      8,170
                                                   -------------------      -------------------

Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depletion                                                    13,270                   16,426
Decrease in:
  Accounts receivable - oil & gas sales                         8,499                      310
  Other current assets                                            184                        -
Increase (decrease) in:
   Accounts payable                                            (4,753)                    (991)
   Payable to general partner                                  10,105                  (11,260)
                                                   -------------------      -------------------

Total adjustments                                              27,305                    4,485
                                                   -------------------      -------------------

Net cash provided by operating activities                      53,623                   12,655
                                                   -------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions                                        (29,697)                 (12,122)
                                                   -------------------      -------------------

NET INCREASE IN CASH                                           23,926                      533

CASH AT BEGINNING OF YEAR                                      12,255                    9,004
                                                   -------------------      -------------------

CASH AT END OF PERIOD                              $           36,181             $      9,537
                                                   ===================      ===================





See accompanying notes to financial statements.
--------------------------------------------------------------------------
                                       I-4

ENEX 88-89 INCOME AND RETIREMENT FUND - SERIES 7, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. A cash distribution was made to the limited partners of the Company in the amount of $24,298, representing net revenues from the sale of oil and gas produced from properties owned by the Company. This distribution was made on January 31, 1997.

3. On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

Item 2.            Management's Discussion and Analysis or Plan of Operation.

First Quarter 1997 Compared to First Quarter 1996

Oil and gas sales for the first quarter increased from $31,405 in 1996 to $48,714 in 1997. This represents an increase of $17,309 (55%). Oil sales increased by $3,219 or 44%. A 46% increase in the average oil net sales price increased sales by $3,337. This increase was partially offset by a 2% decline in oil production. Gas sales increased $14,090 or 59%. A 42% increase in the average net gas sales price increased sales by $11,302. A 12% increase in gas production increased sales by an additional $2,788. The increases in average net prices correspond with higher prices in the overall market for the sale of oil and gas. The decrease in oil production was primarily due to natural production declines. The increase in gas production was primarily due to higher production from Wardner Ranch acquisition which was shut-in for a workover in the first quarter of 1996.

Depletion expense decreased from $16,426 in the first quarter of 1996 to $13,270 in the first quarter of 1997. This represents a decrease of $3,156 (19%). A 26% decrease in the depletion rate reduced depletion expense by $4,590. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate was primarily due upward revisions of the oil and gas reserves during December 1996.

General and administrative expenses increased from $4,417 in 1996 to $5,574 in 1997. This increase of $1,157 (26%) was primarily a result of a $1,905 increase in direct expenses incurred by the Company in 1997, partially offset by less staff time being required to manage the Company's operations.

CAPITAL RESOURCES AND LIQUIDITY

The Company's cash flow from operations is a direct result of the amount of net proceeds realized from the sale of oil and gas production. Accordingly, the changes in cash flow from 1996 to 1997 are primarily due to the changes in oil and gas sales described above. It is the general partner's intention to distribute substantially all of the Company's available cash flow to the Company's partners. The Company's "available cash flow" is essentially equal to the net amount of cash provided by operating, financing and investing activities.

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

On April 7, 1997, the Company's General Partner mailed proxy material to the limited partners with respect to a proposed consolidation of the Company with 33 other managed limited partnerships. The terms and conditions of the proposed consolidation are set forth in such proxy material.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                 SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.


                                                ENEX 88-89 INCOME AND RETIREMENT
                                                     FUND - SERIES 7, L.P.
                                                -------------------------------
                                                          (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                      ------------------------
                                                         General Partner



                                                  By: /s/ R. E. Densford
                                                          --------------
                                                          R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




May 11, 1997                                      By: /s/ James A. Klein
                                                     -------------------
                                                          James A. Klein
                                                       Controller and Chief
                                                        Accounting Officer